Form 10-K/A
period 2003-12-31
AMERICAN GENERAL  MRT LN ASST BCKD PS THR CRTS SR 2003-1
filed 2004-05-26
CIK 1236961

------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ------------------


                                   FORM 10-K/A

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


        New York                                      30-0183660
 (State or other jurisdiction of               (IRS Employer Identification No.)
       incorporation)

      601 NW Second Street
        Evansville, IN                                    47708
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code :  (812) 424-8031

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

                   Date:  May 26, 2004

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

                                 EXHIBIT INDEX

Exhibit     Description

 31.1       Rule 13a-14(a)/15d-14(a) Certification
 99.1       Annual Summary Statement
 99.2       Annual Independent Accountant's Report

                                  EXHIBIT 31.1
                     Rule 13a-14(a)/15d-14(a) Certification
                          ---------------------------

                          SARBANES-OXLEY CERTIFICATION


I, Bryan A. Binyon , certify that:

     1. I have reviewed this annual report on Form 10-K/A, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of American General Mortgage Loan Trust 2003-1;

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

                 Date:  May 26, 2004

                                  EXHIBIT 99.1
                            Annual Summary Statement



---------------------------------------------------------------------------------------------------------------------------------
CLASS      CUSIP         ORIGINAL          PAID               PAID              TOTAL PAID      ENDING PRIN     CERT POOL FACTOR
                        PRINCIPAL        PRINCIPAL           INTEREST                           BALANCE       (12/26/03 Per 1000)
---------------------------------------------------------------------------------------------------------------------------------
AGen031  02639MAA4   $146,500,000.00   $ 81,213,044.00       $   814,731.91     $ 82,027,775.91    $65,286,956.00      445.64475100
AGen031  02639MAB2   $ 34,000,000.00   $          0.00       $   503,766.69     $    503,766.69    $34,000,000.00    1,000.00000000
AGen031  02639MAC0   $ 44,820,000.00   $          0.00       $ 1,053,643.50     $  1,053,643.50    $44,820,000.00    1,000.00000000
AGen031  02639MAD8   $ 16,190,000.00   $          0.00       $   402,321.50     $    402,321.50    $16,190,000.00    1,000.00000000
AGen031  02639MAE6   $ 15,550,000.00   $          0.00       $   425,422.06     $    425,422.06    $15,550,000.00    1,000.00000000
------------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------
TOTAL TRUST ADMINISTRATOR FEE 2003              $ 20,732.49

TOTAL SERVICING FEE 2003                        $664,502.77
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